Form 10-K
period 2008-12-31
SRKP 15 INC
filed 2009-03-11
CIK 1403788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
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

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 11, 2009, there were 9,396,390 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations.  Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of SRKP 15, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

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

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of Richard A. Rappaport and Anthony C. Pintsopoulos, the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)             Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)             Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)              Strength and diversity of management, either in place or scheduled for recruitment;

         (d)              Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)              The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)                The extent to which the business opportunity can be advanced;

         (g)               The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)               Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 11, 2009, there were 14 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2008.

On March 25, 2008, the Company sold an aggregate of 2,300,000 shares of its Common Stock to three accredited investors for aggregate proceeds equal to $3,241. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

On January 3, 2007, the Company offered and sold an aggregate of 7,096,390 shares of Common Stock for aggregate proceeds equal to $5,000, pursuant to the terms and conditions set forth in those certain common stock purchase and warrants (the “Warrants”) to purchase an aggregate of 7,096,390 shares of Common Stock for aggregate proceeds equal to $2,500.  The Warrants have an exercise price equal to $0.0001. The Warrants are immediately exercisable and terminate on the earlier of January 3, 2017 or five years from the date the Company consummates a merger or other business combination with an operating business or any other event pursuant to which the Company ceases to be a “shell company” and a “blank check company.” The Company sold these shares of Common Stock and Warrants under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  However, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be WestPark Capital, Inc. (“WestPark Capital”), a Colorado corporation and a registered broker-dealer. Richard A. Rappaport, our President, director and one of our controlling stockholders, indirectly holds a 100% interest in, and is the Chief Executive Officer of, WestPark Capital, a FINRA member. Anthony C. Pintsopoulos, our Secretary, Chief Financial Officer, director and one of our principal stockholders, is the President and Chief Financial Officer of WestPark Capital.  Debbie Schwartzberg, one of our principal stockholders, is a note holder of WestPark Capital Financial Services, LLC (“WestPark LLC”), the parent company of WestPark Capital; her note entitles her to a 1.5% interest in the net profits of WestPark LLC, one of our principal stockholders. There is currently no signed agreement or preliminary agreements or understandings between us and WestPark Capital. Any finders fees paid to WestPark Capital will be comparable with unaffiliated third party fees.

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $27,434, comprised exclusively of cash.  This compares with assets of $828, comprised exclusively of cash, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $197,500, comprised exclusively of monies due to stockholders.  This compares with liabilities of $32,500 comprised exclusively of monies due to stockholders, as of December 31, 2007. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2008, for the period from January 3, 2007 (Inception) to December 31, 2007 and for the cumulative period from January 3, 2007 (Inception) to December 31, 2008.

	Fiscal Year Ended December 31, 2008	For the Period from January 3, 2007 (Inception) to December 31, 2007	For the Cumulative Period from January 3, 2007 (Inception) to December 31, 2008
Net Cash (Used in) Operating Activities	$(141,635)	$(39,172)	$(180,807)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$168,241	$40,000	$208,241
Net Increase in Cash and Cash Equivalents	$26,606	$828	$27,434

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $141,635, consisting of terminated acquisition costs as discussed in Item 9b of this Form 10-K and legal, accounting, audit, and other professional service fees incurred in relation to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2008 in October of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008, Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008 and Annual Report on Form 10-KSB in March of 2008.

For the period from January 3, 2007 (Inception) to December 31, 2007, the Company had a net loss of $39,172 comprised exclusively of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company and the preparation of the Company’s Registration Statement on Form 10-SB filed in November of 2007.

For the cumulative period from January 3, 2007 (Inception) to December 31, 2008, the Company had a net loss of $180,807 comprised of terminated acquisition costs as discussed in Item 9b of this Form 10-K and legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in January of 2007, the Annual Report on Form 10-KSB for the year ended December 31, 2007 in March of 2008, Quarterly Report on Form 10-Q for the period ended September 30, 2008 in October of 2008, Quarterly Report on Form 10-Q for the period ended June 30, 2008 in August of 2008 and Quarterly Report on Form 10-Q for the period ended March 31, 2008 in April of 2008.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

SRKP 15, INC.
(A Development Stage Company)

INDEX TO FINANCIAL STATEMENTS

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
216 SIXTEENTH STREET
SUITE 600
DENVER, COLORADO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SRKP 15, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheets of SRKP 15, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2008 and for the periods from inception (January 3, 2007) to December 31, 2007 and 2008.  SRKP 15, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 15, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, and for periods from inception (January 3, 2007) to December 31, 2007 and 2008, in conformity with generally accepted accounting principles in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 23, 2009

SRKP 15, INC.
(A Development Stage Company)
BALANCE SHEETS
	December 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash	$27,434	$828

Total Current Assets	$27,434	$828

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$197,500	$32,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.0001 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized, 9,396,390 and 7,096,390 shares issued and outstanding, respectively	940	710
Additional Paid in Capital	9,801	6,790
(Deficit) accumulated during development stage	(180,807)	(39,172)

Total Stockholders’ Equity (Deficit)	(170,066)	(31,672)

	$27,434	$828

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Period from January 3, 2007 (Inception) To December 31, 2007	Cumulative From January 3, 2007 (Inception) To December 31, 2008

REVENUE	$—	$—	$—

EXPENSES
Terminated Acquisition Costs	101,601	—	101,601
Other Operating Expenses	40,034	39,172	79,206

TOTAL EXPENSES	141,635	39,172	180,807

NET (LOSS)	$(141,635)	$(39,172)	$(180,807)

NET (LOSS) PER COMMON SHARE - BASIC	$(.02)	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	8,873,376	7,096,390

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS STOCKHOLDERS’ EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders’
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balances, January 3, 2007 (Inception)	—	$—	$—	$—	$—

Sale of common stock on January 3, 2007 at $.0007046 per share	7,096,390	710	4,290	—	5,000

Sale of warrants on January 3, 2007 at $.0003523 per warrant	—	—	2,500	—	2,500

Net (loss)	—	—	—	(39,172)	(39,172)

Balances, December 31, 2007	7,096,390	710	6,790	(39,172)	(31,672)

Sale of Common Stock on March 25, 2008 at $.0014091 per share	2,300,000	230	3,011	—	3,241

Net (loss)	—	—	—	(141,635)	(141,635)

Balances, December 31, 2008	9,396,390	$940	$9,801	$(180,807)	$(170,066)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the	Cumulative
		Period from	from
		January 3,	January 3,
		2007	2007
	For the Year	(Inception)	(Inception)
	Ended	to	to
	December 31, 2008	December 31, 2007	December 31, 2008

CASH FLOWS (TO) OPERATING ACTIVITIES:
Net (loss)	$(141,635)	$(39,172)	$(180,807)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Terminated Acquisition Costs Expensed	101,601	—	101,601
Deferred Acquisition Costs	(101,601)	—	(101,601)

Net Cash (Used) by Operating Activities	(141,635)	(39,172)	(180,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Stockholders	165,000	32,500	197,500
Warrants issued for cash	—	2,500	2,500
Common stock issued for cash	3,241	5,000	8,241

Net Cash Provided by Financing Activities	168,241	40,000	208,241

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,606	828	27,434

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	828	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$27,434	$828	$27,434

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

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

Income Taxes
In accordance with SFAS 109, Accounting for Income Taxes, the Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SRKP 15, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
The Company has adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 3, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2008 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2008 for the State of Delaware Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

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

At December 31, 2008, and 2007, the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 4 – TERMINATED ACQUISITION COSTS

In June 2008, the Company paid certain fees and expenses in the aggregate amount of approximately $101,601 on behalf of Baoqing Non-GM Organic Food Co. Ltd. (“Baoqing”) pursuant to that certain term sheet entered into by and between the Company and Baoqing on January 22, 2008, as amended on January 22, 2008 (collectively, the “Term Sheet”), where such Term Sheet became binding on the parties upon such funding.

SRKP 15, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 – TERMINATED ACQUISITION COSTS (Continued)

Pursuant to the Term Sheet, the Company was to fund on behalf of Baoqing certain fees and expenses not to exceed the total of certain qualified expenses actually incurred by Baoqing prior to the contemplated reverse merger transaction, where Baoqing was to merge with and become a wholly-owned subsidiary of the Company (the “Reverse Merger”).  All funds disbursed by the Company on behalf of Baoqing under the Term Sheet were repayable to the Company (a) upon closing of the Reverse Merger, or (b) upon termination of the Reverse Merger if such termination is due to Baoqing’s (i) failure to satisfy due diligence investigations of the placement agent or underwriter, (ii) failure to provide proper legal opinions necessary to close the Reverse Merger, or (iii) ineligibility to close the Reverse Merger for any other reason.  All funds disbursed by the Company on behalf of Baoqing under the Term Sheet were not repayable to the Company in the event that the Reverse Merger is terminated due to failure or fault of the placement agent or underwriter.  Further, the Company had the right, at its sole discretion, at the closing of the Reverse Merger choose not to be repaid under the Term Sheet and receive 3% warrants, or the Company may choose to be repaid all monies disbursed under the Term Sheet and receive 2% warrants at the closing of the Reverse Merger.

Baoqing was unable to proceed with the above transaction, and notified the Company of this during October 2008.

On February 20, 2009 the Company was informed that Baoqing filed for bankruptcy with the People’s Republic of China.  Prior to this date, Baoqing had not fulfilled its obligations under the Reverse Merger Agreement to repay the Company for costs incurred.   In light of Baoqing’s current financial position, the Company does not anticipate that Baoqing has the means to complete its obligation to the Company.  Therefore, the Company has expensed the entire terminated acquisition costs amount as of December 31, 2008.

NOTE 5 - DUE TO STOCKHOLDERS

Since inception certain stockholders have advanced the Company $197,500 to pay for operating expenses. These funds have been advanced interest free, are unsecured, and are due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

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

As of December 31, 2008, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

In June 2008, the Company paid certain fees and expenses in the aggregate amount of approximately $101,601 on behalf of Baoqing Non-GM Organic Food Co. Ltd. (“Baoqing”) pursuant to that certain term sheet entered into by and between the Company and Baoqing on January 22, 2008, as amended on January 22, 2008 (collectively, the “Term Sheet”), where such Term Sheet became binding on the parties upon such funding.

Pursuant to the Term Sheet, the Company was to fund on behalf of Baoqing certain fees and expenses not to exceed the total of certain qualified expenses actually incurred by Baoqing prior to the contemplated reverse merger transaction, where Baoqing was to merge with and become a wholly-owned subsidiary of the Company (the “Reverse Merger”).  All funds disbursed by the Company on behalf of Baoqing under the Term Sheet were repayable to the Company (a) upon closing of the Reverse Merger, or (b) upon termination of the Reverse Merger if such termination is due to Baoqing’s (i) failure to satisfy due diligence investigations of the placement agent or underwriter, (ii) failure to provide proper legal opinions necessary to close the Reverse Merger, or (iii) ineligibility to close the Reverse Merger for any other reason.  All funds disbursed by the Company on behalf of Baoqing under the Term Sheet were not repayable to the Company in the event that the Reverse Merger is terminated due to failure or fault of the placement agent or underwriter.  Further, the Company had the right, at its sole discretion, at the closing of the Reverse Merger to choose not to be repaid under the Term Sheet and receive 3% warrants, or the Company may choose to be repaid all monies disbursed under the Term Sheet and receive 2% warrants at the closing of the Reverse Merger.

Baoqing was unable to proceed with the above transaction, and notified the Company of this in October of 2008.

On February 20, 2009 the Company was informed that Baoqing filed for bankruptcy with the People’s Republic of China.  Prior to this date, Baoqing had not fulfilled its obligations under the Reverse Merger Agreement to repay the Company for costs incurred.   In light of Baoqing’s current financial position, the Company does not anticipate that Baoqing has the means to complete its obligation to the Company.  Therefore, the Company has expensed the entire terminated acquisition costs amount as of December 31, 2008.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Richard A. Rappaport	49	President and Director

Anthony C. Pintsopoulos	53	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital is a full service investment banking and securities brokerage firm, which serves the needs of private and public companies worldwide, as well as individual and institutional investors. Mr. Rappaport is the also the CEO and Chairman of WestPark Capital Financial Services LLC.  From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 21, Inc., SRKP 22, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc. SRKP 28, Inc. and SRKP 29, Inc., all of which are publicly-reporting, blank check and non-trading shell companies.  Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer of WestPark Capital. He is also the President and Chief Financial Officer of WestPark LLC. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also, he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 16, Inc., SRKP 20, Inc., SRKP 21, Inc., SRKP 22, Inc., SRKP 23, Inc., SRKP 24, Inc., SRKP 25, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc. and  SRKP 29, Inc. all of which are publicly-reporting, blank check and non-trading shell companies.  He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years:

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Debbie Schwartzberg	1	2	Form 4

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed with the Company’s annual report on Form 10-KSB filed with the SEC on March 5, 2008.  Requests for copies of the Code of Ethics should be sent in writing to SRKP 15, Inc., Attention: Secretary, 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.

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

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its President and all other executive officers who earned annual compensation exceeding $100,000 for services rendered during the fiscal year ended December 31, 2008 and December 31, 2007.

Name and Position	Year	Cash Compensation	Other Compensation

Richard A. Rappaport, President and Director	2008 2007	None None	None None
Anthony C. Pintsopoulos, Secretary, Chief Financial Officer and Director	2008 2007	None None	None None

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of March 11, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Debbie Schwartzberg 785 5th Avenue New York, New York 10021	2,400,000	(1)	22.65%

Richard A. Rappaport (2) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	9,096,150	(3)	65.23%

Amanda Rappaport Trust (4) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	638,676	(5)	6.57%

Kailey Rappaport Trust (6) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	638,676	(7)	6.57%

Anthony C. Pintsopoulos (8) c/o SRKP 15, Inc. 4737 North Ocean Drive, Suite 207 Lauderdale by the Sea, FL 33308	1,419,278	(9)	14.04%

Thomas Poletti c/o Kirkpatrick & Lockhart Preston Gates Ellis LLP 10100 Santa Monica Blvd., 7th Floor Los Angeles, CA 90067	496,748	(10)	5.5%

Kevin DePrimio 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	496,748	(11)	5.15%

WestPark Capital Financial Services, LLC (12) 1900 Avenue of the Stars, Suite 310 Los Angeles, CA 90067	5,547,958	(13)	45.59%

Long Zhao Room 3-6-2 No 185 Yingbin Rd. Zhongshan District Dalian Liaoning Province, PR China	920,000		9.79%

Qiping Zheng 5D Bldg. 2 No. 1 Naoshikou Ave. Xicheng District Beijing, China	920,000		9.79%

All Directors and Officers as a Group (2 individuals)	10,515,428		71.76%

(1)
Includes 1,000,000 shares of Common Stock and a warrant to purchase 1,000,000 shares of Common Stock. owned by Debbie Schwartzberg and an aggregate of 200,000 shares of common stock owned by The David N. Sterling Trust dated February 3, 2000 and The Julie Schwartzberg Trust dated February 9, 2000 (together, the “Schwartzberg Trusts”).  Mrs. Schwartzberg, as Trustee of the Schwartzberg Trusts may be deemed the indirect beneficial owner of these securities since she has voting and investment control over the securities.

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

(4)	Mr. Rappaport serves as Trustee of the Amanda Rappaport Trust.
(5)	Includes 319,338 shares of Common Stock and a warrant to purchase 319,338 shares of Common Stock.
(6)	Mr. Rappaport serves as Trustee of the Kailey Rappaport Trust.
(7)	Includes 319,338 shares of Common Stock and a warrant to purchase 319,338 shares of Common Stock.
(8)	Anthony C. Pintsopoulos serves as Secretary, Chief Financial Officer and Director of the Company.
(9)	Includes 709,639 shares of Common Stock and a warrant to purchase 709,639 shares of Common Stock.
(10)	Includes 248,374 shares of Common Stock and a warrant to purchase 248,374 shares of Common Stock.

(11)	Includes 248,374 shares of Common Stock and a warrant to purchase 248,374 shares of Common Stock.
(12)	Mr. Rappaport serves as CEO and Chairman of WestPark LLC. Mr. Pintsopoulos serves as President of WestPark LLC.
(13)	Includes 2,773,979 shares of Common Stock and a warrant to purchase 2,773,979 shares of Common Stock.

 (b)           The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $11,925 for the fiscal year ended December 31, 2008 and $12,720 for the period ended December 31, 2007.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,855 for the fiscal year ended December 31, 2008 and $1,590 for the period ended December 31, 2007.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2008 and for the period ended December 31, 2007.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on November 26, 2007 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SRKP 15, INC.

Dated: March 11, 2009	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President
Principal Executive Officer

Dated: March 11, 2009	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard A. Rappaport	President and Director	March 11, 2009
Richard A. Rappaport

/s/ Anthony C. Pintsopoulos	Secretary, Chief Financial	March 11, 2009
Anthony C. Pintsopoulos	Officer and Director