Form 10-Q
period 2010-03-31
SRKP 15 INC
filed 2010-04-22
CIK 1403788

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,396,390 shares of common stock, par value $.0001 per share, outstanding as of April 22, 2010.

SRKP 15, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	2

	Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and March 31, 2009 and for the Cumulative Period from January 3, 2007 (Inception) to March 31, 2010	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and March 31, 2009 and for the Cumulative Period from January 3, 2007 (Inception) to March 31, 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

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

The results for the period ended March 31, 2010 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the period ended December 31, 2009.

SRKP 15, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$2,467	$20,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$222,500	$222,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	---	---
Common stock, $.0001 par value 100,000,000 shares authorized, 9,396,390 issued and outstanding	940	940
Additional paid-in capital	9,801	9,801
(Deficit) accumulated during development stage	(230,774)	(213,172)

Total Stockholders' Equity (Deficit)	(220,033)	(202,431)

	$2,467	$20,069

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative from
	For the Three	For the Three	January 3, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

REVENUE	$—	$—	$—

EXPENSES
Terminated Acquisition Costs	-	-	101,601
Other Operating Expenses	17,602	12,453	129,173

TOTAL EXPENSES	17,602	12,453	230,774

NET (LOSS)	$(17,602)	$(12,453)	$(230,774)

NET (LOSS) PER COMMON SHARE-BASIC	$ *	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,396,390	9,396,390

*  Less than $.01

SEE ACCOMPANYING FOOTNOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative from
	For the Three	For the Three	January 3, 2007
	Months Ended	Months Ended	(Inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(17,602)	$(12,453)	$(230,774)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Terminated Acquisition Costs Expenses	-	-	101,601
Deferred Acquisitions Costs	-	-	(101,601)

Net Cash (Used In) Operating Activities	(17,602)	(12,453)	(230,774)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	8,241
Warrants issued for cash	-	-	2,500
Advances from stockholders	-	-	222,500

Net Cash Provided by Financing Activities	-	-	233,241

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS:	(17,602)	(12,453)	2,467

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,069	27,434	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,467	$14,981	$2,467

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

Income Taxes
In accordance with ASC Topic 740, Accounting for Income Taxes, the Company accounts for income taxes under the liability method of accounting for income taxes.  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.

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

At March 31, 2010 and 2009 the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

SRKP 15, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  For the three months ended March 31, 2010 the Company incurred costs of $3,000 for these services.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months will be to complete the transactions contemplated by the Share Exchange.  In the event the Company does not consummate the transactions contemplated by the Share Exchange the Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is not selected, in the event the Share Exchange is not consummated, may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $2,467 comprised exclusively of cash.  This compares with assets of $20,069, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of March 31, 2010 totaled $222,500, comprised exclusively of monies due to stockholders.  This compares to the Company’s current liabilities as of December 31, 2009 of $222,500, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	For the Cumulative Period from January 3, 2007 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(17,602)	$(12,453)	$(230,774)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$-	$-	$233,241
Net Increase/(Decrease) in Cash and Cash Equivalents	$(17,602)	$(12,453)	$2,467

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2010, the Company had a net loss of $17,602, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 in January of 2010. This compares with a net loss of $12,453 for the three months ending March 31, 2009, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 in March of 2009.

For the cumulative period from January 3, 2007 (Inception) to March 31, 2010, the Company had a net loss of $230,774, comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2007 and the filing of the Company’s Quarterly and Annual Reports on Form 10-Q and Form 10-K (or Form 10-KSB).

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on December 7, 2006.

*3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

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

SRKP 15, INC.

Dated: April 22, 2010	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President and Director
Principal Executive Officer

Dated: April 22, 2010	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer and Director
Principal Accounting Officer
Principal Financial Officer