Form 10-K
period 2010-12-31
SRKP 15 INC
filed 2011-02-23
CIK 1403788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No  ☐

As of December 31, 2010, there were 9 non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 22, 2011, there were 9,396,390 shares of common stock, par value $.0001, outstanding.

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

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

The analysis of new business opportunities is undertaken by or under the supervision of Richard A. Rappaport and Anthony C. Pintsopoulos, the officers and directors of the Company.  As of this date the Company has not entered into any definitive agreement with any party.  Although the Company has limited funds available, the Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities in that it may seek a business combination target located in any industry or location. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

(f)           The extent to which the business opportunity can be advanced; and

(g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage, except that WestPark Capital, Inc., (“WestPark”) a registered broker-dealer and FINRA member, may assist the Company with due diligence in identifying a business combination target. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

COMPETITION

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

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

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company uses the office space and equipment of WestPark at cost. For the fiscal years ended December 31, 2010 and 2009, the Company incurred costs of $12,000 and $7,000, respectively for office services. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

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

Item 4. Removed and Reserved.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of February 22, 2011, there were 14 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2010.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $7,144 in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information received from industry professionals and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.  However, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be WestPark. Richard A. Rappaport, our President, director and one of our controlling stockholders, indirectly holds a 100% interest in, and is the Chief Executive Officer of, WestPark, a FINRA member. Anthony C. Pintsopoulos, our Secretary, Chief Financial Officer, director and one of our principal stockholders, is the President and Chief Financial Officer of WestPark.  There is currently no signed agreement or preliminary agreements or understandings between us and WestPark. Any finders fees paid to WestPark will be comparable with unaffiliated third party fees.

Liquidity and Capital Resources

As of December 31, 2010, the Company had assets equal to $7,144, comprised exclusively of cash.  This compares with assets of $20,069, comprised exclusively of cash, as of December 31, 2009.  The Company’s current liabilities as of December 31, 2010 totaled $247,500, comprised exclusively of monies due to stockholders.  This compares with liabilities of $222,500 comprised exclusively of monies due to stockholders, as of December 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2010 and December 31, 2009 and for the cumulative period from January 3, 2007 (Inception) to December 31, 2010.

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009	For the Cumulative Period from January 3, 2007 (Inception) to December 31, 2010
Net Cash (Used in) Operating Activities	$(37,925)	$(32,365)	$(251,097)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	$25,000	$25,000	$258,241
Net Increase (Decrease) in Cash and Cash Equivalents	$(12,925)	$(7,365)	$7,144

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2007 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended December 31, 2010, the Company had a net loss of $37,925, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the fiscal year ended December 31, 2009, the Company had a net loss of $32,365, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports.

For the cumulative period from January 3, 2007 (Inception) to December 31, 2010, the Company had a net loss of $251,097 comprised of terminated acquisition costs discussed in Item 9B of this annual report, legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in November of 2007, and Quarterly and Annual Reports on Form 10-Q and Form 10-K (or Form 10-KSB), respectively.

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
DENVER, CO 80202

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of SRKP 15, Inc.
Lauderdale by the Sea, FL

We have audited the accompanying balance sheets of SRKP 15, Inc. (a development stage company) ("Company") as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from January 3, 2007 (inception) to December 31, 2010. SRKP 15, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SRKP 15, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period from January 3, 2007 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

AJ. ROBBINS, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
February 18, 2011

SRKP 15, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash	$7,144	$20,069

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Due to Stockholders	$247,500	$222,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.0001 par value 10,000,000 shares authorized, none issued	—	—
Common stock, $.0001 par value 100,000,000 shares authorized, 9,396,390 issued and outstanding	940	940
Additional paid-in capital	9,801	9,801
(Deficit) accumulated during development stage	(251,097)	(213,172)

Total Stockholders' Equity (Deficit)	(240,356)	(202,431)

	$7,144	$20,069

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative from
			January 3, 2007
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

REVENUE	$—	$—	$—

EXPENSES
Terminated Acquisition Costs	-	-	101,601
Other Operating Expenses	37,925	32,365	149,496

TOTAL EXPENSES	37,925	32,365	251,097

NET (LOSS)	$(37,925)	$(32,365)	$(251,097)

NET (LOSS) PER COMMON SHARE-BASIC	*	*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,396,390	9,396,390

*  Less than $.01

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated
				During	Total
	Common Stock		Additional Paid	Development	Stockholders'
	Shares	Amount	in Capital	Stage	Equity (Deficit)

Balances, January 3, 2007 (Inception)	-	$-	$-	$-	$-

Sale of common stock on January 3, 2007 at $.0007046 per share	7,096,390	710	4,290	-	5,000

Sale of warrants on January 3, 2007 at $.0003523 per warrant	-	-	2,500	-	2,500

Net (loss)	-	-		(39,172)	(39,172)

Balances, December 31, 2007	7,096,390	710	6,790	(39,172)	(31,672)

Sale of Common Stock on March 25, 2008 at $.0014091 per share	2,300,000	230	3,011	-	3,241

Net (loss)	-	-	-	(141,635)	(141,635)

Balances, December 31, 2008	9,396,390	940	9,801	(180,807)	(170,066)

Net (loss)	-	-	-	(32,365)	(32,365)

Balances, December 31, 2009	9,396,390	940	9,801	(213,172)	(202,431)

Net (loss)	-	-	-	(37,925)	(37,925)

Balances, December 31, 2010	9,396,390	$940	$9,801	$(251,097)	$(240,356)

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative from
			January 3, 2007
	For the Year Ended	For the Year Ended	(Inception) to
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)	$(37,925)	$(32,365)	$(251,097)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:

Terminated Acquisition Costs Expenses	-	-	101,601
Deferred Acquisitions Costs	-	-	(101,601)

Net Cash (Used In) Operating Activities	(37,925)	(32,365)	(251,097)

CASH FLOWS FROM FINANCING ACTIVITIES:

Common stock issued for cash	-	-	8,241
Warrants issued for cash	-	-	2,500
Advances from stockholders	25,000	25,000	247,500

Net Cash Provided by Financing Activities	25,000	25,000	258,241

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:	(12,925)	(7,365)	7,144

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	20,069	27,434	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,144	$20,069	$7,144

SEE ACCOMPANYING NOTES TO THE FINANCIAL STATEMENTS

SRKP 15, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

For federal income tax purposes, substantially all startup and organizational expenses must be deferred until the Company commences business.  The Company may elect a limited deduction of up to $10,000 in the taxable year in which the trade or business begins.  The $10,000 must be reduced by the amount of startup costs in excess of $60,000.  The remainder of the expenses not deductible must be amortized over a 180-month period beginning with the month in which the active trade or business begins.  These expenses will not be deducted for tax purposes and will represent a deferred tax asset.  The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income.  Tax deductible losses can be carried forward for 20 years until utilized.

SRKP 15, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
The Company has adopted ASC Topic 740, "Accounting for Uncertainty in Income Taxes" - an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 3, 2007. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, "Accounting for Income Taxes". As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended December 31, 2007 through December 31, 2010 for U.S. Federal Income Tax and for the tax periods ended December 31, 2007 through December 31, 2010 for the State of Florida Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

The Company does not have any unrecognized tax benefits as of December 31, 2010 and 2009 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of December 31, 2010 and 2009.

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

SRKP 15, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2010 and 2009 the only potential dilutive securities were 7,096,390 common stock warrants. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. Most office services are provided at a charge by WestPark Capital.  For the years ended December 31, 2010 and 2009 the Company incurred costs of $12,000 and $7,000 for these services, respectively.  The Company’s President is also the Chief Executive Officer of WestPark Capital. Such costs are material to the financial statements. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  Such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

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

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2010, the Company received $18,750, from various stockholders to pay for operating expenses. These funds were advanced interest free, are unsecured, and are due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures

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

As of December 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Richard A. Rappaport	51	President and Director
Anthony C. Pintsopoulos	55	Secretary, Chief Financial Officer and Director

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

Richard A. Rappaport, President and Director, is the founder of WestPark Capital, Inc. and has been its Chief Executive Officer since September 1999. WestPark Capital is a full service investment banking and securities brokerage firm, which serves the needs of private and public companies worldwide, as well as individual and institutional investors. Mr. Rappaport is the also the CEO and Chairman of WestPark Capital Financial Services LLC.  From April 1995 through September 1999, Mr. Rappaport was director of Corporate Finance for Global Securities, where he was responsible for all of the firms North American Corporate finance activities. Global Securities was a registered broker-dealer that has since terminated operations. Mr. Rappaport also serves as President and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 16, Inc., SRKP 24, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc., SRKP 29, Inc., WRASP 30, Inc., WRASP 31, Inc., and WRASP 32, Inc., all of which are publicly-reporting, blank check and non-trading shell companies, and WRASP 33, Inc., and WRASP 34, Inc., both of which are blank check shell companies that have filed a registration statement on Form 10 that has not gone effective as of the date of this filing . Mr. Rappaport received a B.S. in 1981 from the University of California at Berkeley and an M.B.A. in 1986 from the University of California at Los Angeles.

Anthony C. Pintsopoulos, Chief Financial Officer, Secretary and a Director, is the President and Chief Financial Officer of WestPark Capital. He is also the President and Chief Financial Officer of WestPark LLC. Prior to joining WestPark Capital, Mr. Pintsopoulos was Chief Financial Officer and acting Chief Operating Officer at Joseph, Charles & Associates (JCA) a full service investment banking and securities brokerage firm. Prior to JCA, from 1983 to 1995, Mr. Pintsopoulos served as Chief Financial Officer, Treasurer and Board Member of Safety 1st, Inc., a manufacturer of juvenile products. He administered the company's IPO and Secondary Offerings. Preceding Safety 1st, Mr. Pintsopoulos worked at Coopers & Lybrand Boston, Massachusetts. Also, he owned his own CPA Firm in Massachusetts before merging it into Vitale, Caturano & Co., PC (the largest CPA firm in New England, other than the Big 4). In his CPA business, he has worked with both public and private entities in all phases of business development. Mr. Pintsopoulos also serves as Chief Financial Officer, Secretary and director of SRKP 2, Inc., SRKP 3, Inc., SRKP 5, Inc., SRKP 10, Inc., SRKP 12, Inc., SRKP 14, Inc., SRKP 16, Inc., SRKP 24, Inc., SRKP 26, Inc., SRKP 27, Inc., SRKP 28, Inc., SRKP 29, Inc., WRASP 30, Inc., WRASP 31, Inc., and WRASP 32, Inc., all of which are publicly-reporting, blank check and non-trading shell companies and WRASP 33, Inc., and WRASP 34, Inc., both of which are blank check shell companies that have filed a registration statement on Form 10 that has not gone effective as of the date of this filing.  He holds a Bachelor of Business Administration in Accounting from the University of Massachusetts, Amherst and holds NASD licenses 7, 24, and 63. He is a Certified Public Accountant, a member of the Massachusetts Society of Certified Public Accountants (MSCPA) and the American Institute of Certified Public Accountants (AICPA).

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2010 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

On December 20, 2007, Company adopted a formal code of ethics statement for senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate, timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as an exhibit to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on March 5, 2008 and is incorporated herein by reference.  Requests for copies of the Code of Ethics should be sent in writing to SRKP 15, Inc., Attention: Secretary, 4737 North Ocean Drive, Suite 207, Lauderdale by the Sea, FL 33308.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit and Compensation Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to executive officers and directors during the fiscal years ended December 31, 2009, 2010 and through the date of this filing.

Name and Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Richard A. Rappaport,	2010	None	None	None	None	None
President and Director	2009	None	None	None	None	None

Anthony C. Pintsopoulos,	2010	None	None	None	None	None
Secretary, Chief Financial Officer and Director	2009	None	None	None	None	None

The following compensation discussion addresses all compensation awarded to, earned by, or paid to the Company’s named executive officers. The Company’s officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

Compensation Committee and Insider Participation

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

The Company does not have a standing compensation committee or a committee performing similar functions; therefore, it does not have a compensation committee report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of February 22, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

	Amount and Nature of		Percentage
Name and Address	Beneficial Ownership		of Class

Debbie Schwartzberg	2,400,000	(1)	22.65%
785 5th Avenue
New York, New York 10021

Richard A. Rappaport (2)	9,096,150	(3)	65.23%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

Amanda Rappaport Trust (4)	638,676	(5)	6.57%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

Kailey Rappaport Trust (6)	638,676	(7)	6.57%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

Anthony C. Pintsopoulos (8)	1,419,278	(9)	14.04%
c/o SRKP 15, Inc.
4737 North Ocean Drive, Suite 207
Lauderdale by the Sea, FL 33308

Janine Frisco	496,748	(10)	5.5%
200 Oceangate, Suite 1500
Long Beach, CA 90802

Kevin DePrimio	496,748	(11)	5.15%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

WestPark Capital Financial Services, LLC (12)	5,547,958	(13)	45.59%
1900 Avenue of the Stars, Suite 310
Los Angeles, CA 90067

Long Zhao	920,000		9.79%
Room 3-6-2
No 185 Yingbin Rd.
Zhongshan District Dalian
Liaoning Province, PR China
	920,000		9.79%
Qiping Zheng
5D Bldg. 2
No. 1 Naoshikou Ave.
Xicheng District Beijing, China
	10,515,428		71.76%
All Directors and Officers as a Group
(2 individuals)

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

Item 13. Certain Relationships and Related Transactions.

Since inception, an aggregate amount equal to approximately $247,500 (the “Advances”) has been advanced by certain of the Company’s stockholders to pay for operating expenses. The funds have been advanced interest free, are unsecured and are due on demand. There are no written agreement in effect with respect to the Advances.

The Company currently uses the office space and equipment of WestPark and has incurred costs of approximately $12,000 and $7,000 for the years ended December 31, 2010 and 2009, respectively for office services. Our President and director, Richard Rappaport is the Chief Executive Officer of WestPark and Anthony Pintsopoulos is the President and Chief Financial Officer of WestPark.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Richard Rappaport and Anthony C. Pintsopoulos, our directors, would not be considered independent as they also serve as executive officers of the Company.

Item 14.  Principal Accounting Fees and Services

AJ. Robbins, P.C. (“AJ. Robbins”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by AJ. Robbins for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $13,250 for the fiscal year ended December 31, 2010 and $13,250 for the fiscal year ended December 31, 2009.

Audit-Related Fees

There were no fees billed by AJ. Robbins for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010 and for the fiscal year ended December 31, 2009.

Tax Fees

The aggregate fees billed by AJ. Robbins for professional services for tax compliance, tax advice, and tax planning were $1,855 for the fiscal year ended December 31, 2010 and $1,855 for the fiscal year ended December 31, 2009.

All Other Fees

There were no fees billed by AJ. Robbins for other products and services for the fiscal year ended December 31, 2010 and for the fiscal year ended December 31, 2009.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 10 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

** 14.1	Corporate Code of Ethics and Conduct, adopted December 20, 2007

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010

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

SRKP 15, INC.

Dated: February 22, 2011	By:	/s/ Richard A. Rappaport
Richard A. Rappaport
President
Principal Executive Officer

Dated: February 22, 2011	By:	/s/ Anthony C. Pintsopoulos
Anthony C. Pintsopoulos
Secretary, Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Richard A. Rappaport	President and Director	February 22, 2011
Richard A. Rappaport

/s/ Anthony C. Pintsopoulos	Secretary, Chief Financial	February 22, 2011
Anthony C. Pintsopoulos	Officer and Director